Form 10-Q
period 2008-06-30
INTERSTATE DATA USA INC
filed 2008-08-14
CIK 1143705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53234

Interstate Data USA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	61-1348524
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1900 West Loop South, # 1850
Houston, Texas 77027
(Address of principal executive offices)

(606) 324-0048
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes         ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
☐ Yes         ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of August 14, 2008 was 6,366,231.

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,494	$68,984
Total Current Assets	1,494	68,984
Fixed Assets
Equipment net of Depreciation	32,640	35,978
Other Assets
Website Development in Progress	-	274,500
Leasehold Improvements net of Amortization	29,850	31,650
Website Development net of accumulated
Amortization	439,750	273,333

TOTAL ASSETS	$503,734	$684,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$415,758	$1,811
Notes payable - related party - Current	712,400	6,900
Accrued liabilities	540,470	407,513
Convertible Notes Payable Current		100,000
Discount on Convertible Note Payable		(38,024)
Total Current Liabilities	1,668,628	478,200

Notes payable-related parties	239,850	238,050
Notes payable	101,749	101,749
Total Liabilities	2,010,227	817,999

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: 20,000,000 shares authorized, at $0.001 par value, 281,833 shares issued and outstanding	282	282

Common stock; 80,000,000 shares authorized, at $0.001 par value, 6,366,231 shares issued and outstanding	6,366	6,267
Additional paid-in capital	4,670,484	4,704,251
Additional paid-in - capital share options	2,023,377	1,953,568

Deficit accumulated during the development stage	(8,207,002)	(6,797,922)

Total Stockholders' Equity (Deficit)	(1,506,493)	(133,554)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$503,734	$684,445

See accompanying notes to condensed interim financial statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception May 19, 1999 Through June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$52	$-	$66	$35,421

EXPENSES

Stock Option Expense	69.908		69,908	0	2,043,204
Amortization Expense	57,042	34,167	108,083	68,333	450,957
Depreciation Expense	2,567	598	5,138	2,247	39,189
General and
Administrative Expenses	482,948	83,930	1,225,951	206,584	5,709,073

Total Expenses	612,465	118,695	1,409,080	277,164	8,242,423

NET LOSS	$(612,465)	$(118,643)	$(1,409,080)	$(277,098)	$(8,207,002)

BASIC LOSS PER SHARE	$(0.10)	$(0.02)	$(0.22)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,318,978	6,261,853	6,292,750	6,261,853

See accompanying notes to condensed interim financial statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,		From Inception May 11, 1999 Through June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(1,409,080)	$(277,098)	$(8,207,002)
Adjustments to reconcile net loss to net cash used by operating activities:
Additional Paid in Capital Share Options	69,809		2,023,377
Depreciation	5,138	2,247	25,909
Amortization	108,083	68,333	450,957
Stock for Services			54,550
Changes in operating assets and liabilities
Increase in accrued expenses	132,957	(3,077)	540,470
Increase in accounts payable - related	-	(7,768)	0
Increase in accounts payable	413,947	26,710	415,758

Net Cash Used by Operating Activities	(679,146)	(190,653)	(4,695,981)

INVESTING ACTIVITIES
Leasehold Improvements Blg			(36,000)
Website Development	(274,500)	(410,000)	(890,707)
Equipment	-	(9,536)	(52,400)
Development Cost in Progress	274,500	255,000	-
Net Cash provided from Investing	-	(164,536)	(979,107)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital			41,193
Dividends Paid	(33,767)		(50,677)
Proceeds from notes payable	620,172	74,975	1,485,348
Discounts on notes payable	38,024
Payments of long term debt	(12,873)	(4,596)	(431,349)
Proceeds from sale of common stock	99	91,500	3,760,965
Proceeds from sale of preferred stock			871,101
Net Cash Provided by	611,655	161,879	5,676,581
Financing Activities

NET DECREASE IN CASH	(67,491)	(193,310)	1,493
CASH AT BEGINNING OF PERIOD	68,984	204,314	-
CASH AT END OF PERIOD	$1,493	$11,004	$1,493

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$58,892	$4,501	$100,575
Income Taxes	$-	$-	$-

See accompanying notes to condensed interim financial statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(June 30, 2008)

Note 1. General Organization and Business

Interstate Data USA, Inc. (formerly Internet64.Net Inc. (the “Company”)) was incorporated on May 11, 1999 under the laws of the State of Kentucky. On June 24, 1999, Internet64.Net, Inc. changed its name to Interstate4U.Com, Inc. and again on May 9, 2001, Interstate4U.com, Inc. changed its name to Interstate Data Inc. On May 18, 2001, Interstate Data USA, Inc. incorporated under the laws of the State of Delaware to facilitate a reincorporation of the Company from Kentucky to Delaware. On that same date Interstate Data, Inc. the Kentucky corporation, merged with and into Interstate Data USA, Inc., the Delaware corporation. The Company has no operations and in accordance with SFAS # 7 is considered to be in the development stage.

Since its inception, the Company has been in the process of developing a Web site containing information useful to automobile travelers, which includes, among other things, businesses and attractions located near interstate exits. The Company anticipates its revenues will be derived from offline database licensing fees and online Web site advertising fees.

Note 2. Summary of Significant Accounting Practices

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flow include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this form 10-Q should be read in conjunction with information included in the Company’s registration statement on Form 10, as filed with the Securities Exchange Commission (“SEC”).

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payables and accrued expenses, and stockholder payables approximate their fair market value based on the short-term maturity of these instruments. Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2007 and 2006. Accordingly, any estimates presented in our financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recently issued accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation.  The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007.  SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 has not had a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretation Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

Recently adopted accounting standards:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. SFAS 157 did not have any impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common stockholders by the weighted average number of common shares outstanding during the year.

Basic Loss Per Share

For the Three Months Ended June 30, 2008

Loss Numerator	Shares Denominator	Per Share Amount
(612,465)	6,318,978	(.10)

For the Three Months Ended June 30, 2007

Loss Numerator	Shares Denominator	Per Share Amount
(118,643)	6,261,853	(.02)

Basic and Diluted

	Six Months Ended June 30, 2008
	2008	2007
Basic earnings per share:

Net Income ( loss)	$(1,409,080)	$(277,098)

Weighted average shares outstanding, basic	6,292,750	6,261,853
Weighted average shares outstanding, diluted	8,972,563	8,046,010
Basic earnings per share	$(0.22)	$(0.04)
Diluted earnings per share	$(0.22)	$(0.04)

Dividends

Common Stock: The Company has not adopted any policy regarding payment of dividends on its common stock. No dividends have been paid during the three and six months ended June 30, 2008.

Preferred Stock: An 8% Series A Convertible Preferred Stock was designated during May 2007; 281,833 Shares are currently issued and outstanding; The Company began paying dividends on October 1, 2007; $16,910 dividends were paid for the year 2007; Dividends are paid quarterly. The Company paid dividends totaling $16,910 during the first quarter of 2008. As of the date of this report, the Company is in arrears with respect to payment of its quarterly dividend for the second quarter ended June 30, 2008. The Company’s management has refrained from making payment at this time because of the absence of surplus funds.

Revenue Recognition

The Company anticipates that it will generate its revenue from two primary sources: the sale of advertising on its web site and the licensing of the web site content. To date, the Company has generated no revenues. Advertising revenue will be recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Data licensing revenues will be recognized ratably over the term of the licensing agreement or amounts based on the number of third-party web site subscribers that use the service each month.

Web Site and Web Site Operations and Maintenance

Costs incurred in the application and development stage have been capitalized. Costs incurred in planning, upgrades and enhancements are generally expensed as incurred unless such upgrade or enhancement results in additional functionality. Costs of Web site maintenance, data collection, and conversion are expensed as incurred. Costs incurred for Web site hosting arrangements are expensed over the period of benefit.

During 2003 the Company developed a new Web site adding numerous enhancements and additional functionality. These enhancements and additional functionality were necessary to remain current with technology changes and the changing economy. The cost of this redesign was $206,207 which has been capitalized over three years. Implementation of the new Web site commenced on January 1, 2004.

During 2006 the Company further expanded its Web site development adding enhancements and functionality necessary to remain current with technology changes and the changing economy. The cost of these enhancements was $310,000 which has been capitalized over three years. Implementation of these changes commenced on January 1, 2007.

During 2007 the Company continued to expand its Web site development adding enhancements and functionality necessary to remain current with technology changes and the changing economy. The cost of these Web site enhancements was $274,500. Implementation of these changes commenced on January 1, 2008.

Depreciation and Amortization

Depreciation expenses were $2,567 and $598 for the three months ended June 30, 2008 and 2007, respectively.

Amortization expenses were $57,042 and $34,166 for the three months ended June 30, 2008 and 2007, respectively.

Depreciation and amortization are calculated over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives assigned for these purposes are as follows:

Web Site                                  3 Years
Equipment                               5 Years
Leasehold Improvements      10 Years

Management periodically reassesses the estimated useful lives used for depreciation and amortization purposes.

Current Liabilities

Accounts Payable were $415,758 and $46,710 for the three months ended June 30, 2008 and 2007, respectively.

Accrued Liabilities were $540,470 and $383,180 for the three months ended June 30, 2008 and 2007, respectively.

Current Portion of Notes Payable for the three months ended June 30, 2008 and 2007 were $712,400 and $6,900, respectively.

Notes Payable

Notes Payable for the three months ended June 30, 2008 and 2007 were $341,600 and $464,855, respectively.

a.)
On March 31, 2008, the Company issued a promissory note in the principal amount of $296,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on March, 31, 2009.

b.)
On December 13, 2007, the Company issued a convertible promissory note in the principal amount of $100,000 to Apollos Ikpobe, a stockholder of the Company. The note accrues interest at a rate of 12% per annum, payable monthly, and matures on June 30, 2008. Due to the convertible nature of this note an adjustment was made in the amount of $41,193 as a discount to notes payable.

On April 10, 2008, the convertible promissory note issued to Apollos Ikpobe was assigned to Vincent O. Ebuh, a stockholder and director of the Company. The maturity date was extended to December 31, 2008 and the remaining terms will remain consistent with the original terms of this note.

c.)
On April 30, 2008, the Company issued a promissory note in the principal amount of $80,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on April 30, 2009.

d.)
On May 19, 2008, the Company issued a promissory note in the principal amount of $17,500 to Randall R. Carpenter, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on May 19, 2009.

e.)
On May 29, 2008, the Company issued a promissory note in the principal amount of $66,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on May 29, 2009.

f.)
On June 19, 2008, the Company issued a promissory note in the principal amount of $146,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on June 19, 2009.

g.)
On July 16, 2008, the Company issued a promissory note in the principal amount of $1,209.52 to Randall R. Carpenter, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on July 16, 2009.

h.)
The Company has obtained a line of credit with Town Square Bank of Ashland, KY. This line of credit is for a total of $100,000. This note was guaranteed by David Carter, Bob Lowe, and Randall R. Carpenter, all of whom are officers and directors of the Company. On June 28, 2006, the Company repaid loans to Town Square Bank of $100,000 in principal together with $1,749 in accrued interest and obtained a new loan from Palmetto Heritage Bank and Trust in the principal amount of $101,749. Under the terms of this loan the Company is required to make twenty-three (23) monthly interest payments beginning June 1, 2006 through June 1, 2008 and one (1) final payment of the principal amount of $101,749 plus the last month’s interest. Interest accrues on the loan at a variable rate of 8.5% per annum. During the three months ended March 31, 2008, the Company extended the maturity of the loan from Palmetto Heritage Bank for (1) one additional year until June 28, 2009.

i.)	The Company has issued non-interest bearing promissory notes to David Carter, its Chief Executive Officer and a corporation owned by David Carter. Notes due to Mr. Carter and his affiliate include:

	June, 30, 2008	June 30, 2007

David E. Carter	$15,000	$15,000
DEC, Inc	$103,747	$103,747
Total	$118,747	$118,747

j.)
The Company has issued promissory notes to Randall R. Carpenter, its President in the amounts set forth below. The Company is currently making monthly payments to Mr. Carpenter in the amount of $575. The current portion of each notes is $24,400 and 6,900 for the three months ended June 30, 2008 and 2007, respectively.

	June 30, 2008	June 30, 2007

Randall R. Carpenter	$61,859	$75,433

k.)
The Company has issued promissory notes to Vincent O. Ebuh and Robert Lowe in the amounts set forth below, which includes non-interest bearing loans in the amounts of $48,507 and $35,138, respectively. Mr. Ebuh and Mr. Lowe own shares representing a 31.65% and 14.05%, respectively, of the Company’s shares outstanding as of June 30, 2008.

	June 30, 2008	June 30, 2007

Vincent O. Ebuh	$636,506	$130,688
Robert Lowe	$35,138	$25,138
Total	$671,644	$155,826

Note 3. Stockholders Equity

Common Stock

In connection with the Company’s reincorporation in Delaware during 2001 and its offering of capital stock, the capital structure was reorganized from 1,000 authorized shares of common stock, no par value, at March 31, 2001, December 31, 2000 and December 31, 1999, to 80,000,000 authorized, shares of common stock, $.001 par value. All share and per share amounts, reflected in the accompanying financial statements, have been retroactively restated to reflect the newly authorized and outstanding number of shares of common stock.

In March 2007 the Company’s board of directors authorized a four to one (4:1) reverse stock split. The accompanying financial statements have been revised to reflect this reverse split.

In March 2007 the capital structure of the Company was restructured by charter amendment from 80,000,000 authorized shares of common stock, $.001 par value, to 20,000,000 authorized shares of common stock, $.001 par value. All share and per share amounts reflected in the accompanying financial statements have been retroactively restated to reflect the newly authorized and outstanding number of shares of common stock

During the three months ended March 31, 2007, the Company issued 42,602 shares of $.001 par value common stock for $91,500 cash.

In April 2008 the capital structure of the Company was restructured by charter amendment from 20,000,000 authorized shares of common stock, $.001 par value, to 80,000,000 authorized shares of common stock, $.001 par value. All share and per share amounts reflected in the accompanying financial statements have been retroactively restated to reflect the newly authorized and outstanding number of shares of common stock.

In May 2008 the Company issued 100,000 shares of restricted common stock to an officer of the company.

As of June 30, 2008, there were 6,366,231 shares of the Company’s common stock issued and outstanding.

Stock Options and Equity Awards

During the three months ended June 30, 2008, the Company granted options to purchase common stock totaling 187,500 shares and granted 100,000 shares of restricted common stock to certain executive officers of the Company.

The Company has granted stock options totaling 1,971,657. As of June 30, 2008, no stock options have been exercised.

Three Months Ended
June 30, 2008
Shares

Outstanding at beginning of year	1,784,157
Granted	187,500
Exercised	-
Forfeited or expired	-

Outstanding at end of period	1,971,657
Options exercisable at end of period	1,784,157

The Company also has authorized 20,000,000 shares of preferred stock, par value $.001 of which 700,000 shares have been designated as 8% Series A Convertible Preferred Stock, par value $.001 per share. As of June 30, 2008, there were 281,833 shares of Series A Convertible Preferred Stock issued and outstanding.

Warrants

As of June 30, 2008, the Company has outstanding warrants to purchase 366,383 shares of common stock.

Each warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $4.50 per warrant or $4.50 per share subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Warrants may be called at any time by the Company if (a) a registration statement under the Securities Act with respect to the shares of Common Stock issuable upon exercise of the Warrants is effective during the entire Exercise Period (as defined below) that follows the Warrantholder’s receipt of Notice regarding the call and (b) at least one of the following events occur (each, a “Call Event”) (i) the closing or last sale price, if the Common Stock is traded on an Exchange, or the average of the closing bid and ask prices, if the Common Stock is not traded on an Exchange, of the Common Stock is equal to or greater than $13.50 for a period of twenty consecutive trading days or (ii) (1) any company or individual acquires direct or indirect ownership or control of any voting shares of the Company if, after such acquisition, such company or individual directly or indirectly owns or controls more than 50% of our Common Stock: (2) any company or individual acquires a majority of the assets of the Company; or (3) any company merges or consolidates with us, which results in the members of our Board of Directors in office immediately prior to such transaction or event constituting less than a majority of such Board of Directors thereafter.

Callable by the Company

This warrant may be called at any time by the Company if (a) a registration statement under the Securities Act is effective during the entire Exercise Period which follows the Warrantholder’s receipt of the Notice with respect to the Warrant Shares and (b) at least one of the following events occur (each a “Call Event”) (i) the closing or last sale price, if the Common Stock is traded on an Exchange, or the average of the closing bid and ask prices, if the Company’s common stock is not traded on an Exchange, of the Common Stock is equal to or greater than the callable price of $13.50 for a period of twenty (20) consecutive trading days or (ii) (1) any company or individual acquires direct or indirect ownership or control of any voting shares of the Company if, after such acquisition, such company or individual will directly or indirectly own or control more than 50% of the voting shares of the Company; (2) any company or individual acquires a majority of the assets of the Company; or (3) any company merges or consolidates with the Company, which results; in the members of the Company’s Board of Directors in office immediately prior to such transaction or event constituting less than a majority of such Board of Directors thereafter.

Note 4.  Related Party Transactions

The Company has issued promissory notes to certain of its officers, directors and stockholders. For a detailed discussion of the terms of these notes please see Note 2 "Notes Payable."

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. As a result of the foregoing, our officers and directors may become involved in one or more business activities that would present a conflict of interest in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $8,207,002 as of June 30, 2008. Management continues to seek funding from its stockholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the stockholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, risks related to:

•	industry competition, conditions, performance and consolidation;

•	product demand and market acceptance risks;

•	legislative and/or regulatory developments;

•	the presence of competitors with greater financial resources than us;

•	exposure to obsolescence due to the rapid technological changes occurring in Internet industries; and

•	effects of adverse general economic conditions within the United States; or financial performance.

References in this report to “we,” “us” or “our company” refer to Interstate Data USA, Inc.

Overview

On May 11, 1999, we were incorporated under the laws of the State of Kentucky under the name Internet64.Net Inc.  On June 24, 1999, we changed our name to Interstate4U.Com, Inc. and then again on May 9, 2001 to Interstate Data, Inc. On May 18, 2001, we incorporated under the laws of the State of Delaware to facilitate a reincorporation of the Company from Kentucky to Delaware. On that same date, Interstate Data, Inc. the Kentucky corporation, merged with and into Interstate Data USA, Inc., the Delaware corporation.

We are an application service provider distributing our unique and customized travel content through our Web site located at  www.TravMatix.com. We have identified what we believe is an unsatisfied need for travel information within the rapidly growing and what we perceive to be a profitable consumer travel market. We target domestic automobile travelers who want information regarding businesses and attractions located near interstate exits. We expect to derive our revenues in the future primarily from advertising sales by our delivery of relevant, cost-effective online advertising for primarily travel and tourism related businesses, which intend to promote their products and services with targeted advertising. We believe our application provides highly targeted and relevant advertising, which will be desirable to many such businesses as a result of our trip plan feature. Our trip plan feature can:

•	be customized for a user’s travel preferences;

•	display all interstate highway exits along a particular route to a destination provided by the user; and

•	identify the names and locations of travel related businesses, on each exit of the interstate route.

We anticipate that in connection with an affiliation or advertising agreement with us, our advertisers will pay us a fee each time an advertiser’s impression or icon is generated and displayed in a trip plan generated on our Web site (Pay Per Impression or PPM). Additionally, we intend to derive a portion of our revenues from our Web site users who make hotel accommodations through our Web site hotel reservation feature, HotelMatch (Pay Per Action or PPA). When a Web site user completes a hotel reservation utilizing the HotelMatch feature on our Web site, our agreement with Ian.com, doing business as Hotels.com, provides that we will be remitted a portion of the hotel reservation fee, while a portion of the fee will be paid to Ian.com. Additionally, we hope to generate revenues from database licensing meaning that we intend to charge a fee to provide an organization’s or institution’s users with unlimited or limited access to our database travel content. To date, we have no operations and are considered to be in the development stage. We anticipate our revenues will be derived from offline database licensing fees and online Web site advertising fees.

Satisfaction of our cash obligations for the next 12 months

We will incur significant additional costs as an Exchange Act reporting company and related to advertising costs required to market our TravMatix TM name, attract travelers to our Web site, and build relationships and strategic partnerships with sponsors and advertisers. We believe that we will need approximately $2,000,000 in additional funding to continue operations and execute our proposed expanded marketing and advertising campaign for the next 12 months. Our cash obligations are anticipated to increase over the next 12 months for costs related to our reporting company obligations by approximately $300,000 to $400,000. The cash will be utilized to fund specifically

•	our operating expenses;

•	our continued Web site improvement;

•	payment of professional fees, including independent certified public auditing services and legal fees;

•	our marketing and advertising campaign; and

•	our dividend payments to our Series A preferred stockholders.

We intend to seek the necessary funding to continue operations for the next 12 months during the third and fourth quarters of 2008 through a private offering of our equity or debt securities. It is expected that members of management and existing stockholders including Messrs. Ebuh, Carter, Lowe and Carpenter will make follow-on investments in the Company until such time as the proposed private placement is completed. In the event that we are unable to secure at least $2.0 million in funding during the second half of 2008, the we may be required to consider the discontinuation of our operations and ultimately cease to exist as a going concern.

Financial Condition and Changes

Accrued Expenses and Other Liabilities

Accrued expenses at June 30, 2008 and 2007 consisted primarily of professional fees and payroll. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Accrued liabilities were $383,180 and $540,470 for the six months ended June 30, 2007 and June 30, 2008, respectively.

	Six Months ended June 30,
	2007	2008

Accrued Interest	$-0-	$17,977
Accrued Payroll	266,667	375,000
DEC Management Payable	33,000	33,000
DEC Health Insurance Payable	82,484	114,687
Payroll Taxes Payable	973	-0-
Local Taxes Payable	56	(194)

Total	$383,180	540,470

Notes Payable for the Six Months Ended June 30, 2007 and 2008

Notes Payable for the six months ended June 30, 2007 and June 30, 2008 were $464,855 and $1,053,999, respectively.

a.)
On March 31, 2008, the Company issued a promissory note in the principal amount of $296,000 to Vincent Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on March, 31, 2009.

b.)
On December 13, 2007, the Company issued a convertible promissory note in the principal amount of $100,000 to Apollos Ikpobe, a stockholder of the Company. The note accrues interest at a rate of 12% per annum, payable monthly, and matures on June 30, 2008. Due to the convertible nature of this note an adjustment was made in the amount of $41,193 as a discount to notes payable.

On April 10, 2008, the convertible promissory note issued to Apollos Ikpobe was assigned to Vincent Ebuh, a stockholder and director of the Company. The maturity date was extended to December 31, 2008 and the remaining terms will remain consistent with the original terms of this note.

c.)
On April 30, 2008, the Company issued a promissory note in the principal amount of $80,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on April 30, 2009.

d.)
On May 19, 2008, the Company issued a promissory note in the principal amount of $17,500 to Randall R. Carpenter, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on May 19, 2009.

e.)
On May 29, 2008, the Company issued a promissory note in the principal amount of $66,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on May 29, 2009.

f.)
On June 19, 2008, the Company issued a promissory note in the principal amount of $146,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on June 19, 2009.

g.)
On July 16, 2008, the Company issued a promissory note in the principal amount of $1,209.52 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on July 16, 2009.

h.)
The Company obtained a line of credit with Town Square Bank of Ashland, KY. This line of credit is for a total of $100,000. This note was guaranteed by David Carter, Robert Lowe, and Randall R. Carpenter, all of whom are officers and directors of the Company. On June 28, 2006, the Company repaid loans to Town Square Bank of $100,000 in principal together with $1,749 in accrued interest and obtained a new loan from Palmetto Heritage Bank and Trust in the principal amount of $101,749. Under the terms of this loan the Company is required to make 23 monthly interest payments beginning June 1, 2006 through June 1, 2008 and one (1) final payment of the principal amount of $101,749 plus the last month’s interest. Interest accrues on the loan at a variable rate of 8.5% per annum. During the three months ended March 31, 2008, the Company extended the maturity of the loan from Palmetto Heritage Bank and Trust for one additional year until June 28, 2009.

i.)	The Company has issued non-interest bearing promissory notes to Mr. Carter and a corporation owned by Mr. Carter, DEC, Inc. Notes due to Mr. Carter and his affiliate include:

	June 30, 2008	June 30, 2007
David E. Carter	$15,000	$15,000
DEC, Inc.	$103,747	$103,747
Total	$118,747	$118,747

j.)	The Company has issued the following promissory notes to Mr. Carpenter, pursuant to which the Company is currently making monthly payments to Mr. Carpenter in the amount of $575.

	June 30, 2008	June 30, 2007
Randall R. Carpenter	$61,859	$75,433

k.)
The Company has issued promissory notes to Vincent Ebuh and Robert Lowe in the amounts set forth below, which includes non-interest bearing loans in the amounts of $48,507 and $35,138, respectively. Mr. Ebuh and Mr. Lowe own shares representing a 31.65% and 14.05%, respectively, of the Company’s shares outstanding as of June 30, 2008.

	June 30, 2008	June 30, 2007
Vincent O. Ebuh	$636,506	$130,688
Robert Lowe	$35,138	$25,138

Total	$671,644	$155,826

Affiliated Party Debt and Loans

To date, our operations have been funded primarily by loans from members of management as more particularly described above including Messrs. Ebuh, Carpenter, Lowe and Carter and a convertible promissory note issued by the Company for $100,000 in favor of a non-affiliated stockholder of the Company (the “Convertible Promissory Note”).

Contractual Obligations

During the three and six months ended June 30, 2008 we issued promissory notes to certain of our officers, directors and stockholders. For a detailed discussion of the terms of these notes, please see Note 2 “Notes Payable.” Notwithstanding the foregoing, there have been no material changes to our contractual obligations.

Results of Operations

We have generated minimal revenues since inception and do not anticipate generating significant revenue during the current fiscal year ending December 31, 2008.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

General and administrative expenses were $482,948 for the three months ended June 30, 2008, as compared to $83,930 for the three months ended June 30, 2007, an increase of $390,018 or 675%. The increase from the previous period was attributable to increased Web site development costs, marketing and advertising costs, dividend payments to our Series A convertible preferred stockholders, increased interest expense on loans payable, and increased accounting and legal expenses during the first quarter of 2008 related to the preparation of our Registration Statement.

Interest expense was $33,424 for the three months ended June 30, 2008, compared to $2,275 for the three months ended June 30, 2007, an increase of $31,149, or 1,369%. The increase was the result of additional loans to the Company from our affiliates.

Dividends paid on the Company’s Series A convertible preferred stock were $16,910 for the three months ended June 30, 2008, compared to $0.00 for the three months ended June 30, 2007. The increase was due to the issuance of the Company’s Series A convertible preferred stock in the third and fourth quarters of 2007. As of the date of this report, we are in arrears with respect to payment of our quarterly dividend for the second quarter ended June 30, 2008.

As a result of the increased expenses during the second quarter of 2008, we incurred a net loss of $(612,465) for the three months ended June 30, 2008 compared to a net loss of $(118,643) for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

General and administrative expenses were $1,225,951 for the six months ended June 30, 2008, as compared to $206,584 for the six months ended June 30, 2007, an increase of $1,019,367 or 593%. The increase from the previous period was attributable to increased Web site developments costs, increased interest expense on loans payable, as well as increased accounting and legal expenses during the first half of 2008 related to the preparation of our Registration Statement.

Interest expense was $58,890 for the six months ended June 30, 2008, compared to $4,501 for the six months ended June 30, 2007, an increase of $54,389, or 1,208%. The increase was the result of additional loans to us from our affiliates.

Dividends were not paid on our Series A Convertible Preferred Stock for the second quarter ended June 30, 2008.

As a result of the increased expenses during the first half of 2008, we incurred a net loss of $(1,409,080) for the six months ended June 30, 2008 compared to a net loss of $(277,098) for the six months ended June 30, 2007.

Liquidity and Capital Resources

At December 31, 2007 and June 30, 2008, our cash balance was $68,984 and $1,494, respectively, and we had a working capital deficit of $(409,216) and $(1,667,134), respectively.

To date, the Company’s operations have been funded by private placement investors, loans from affiliates of the Company, including Messrs. Ebuh, Carpenter, Lowe, Carter, the Convertible Promissory Note and the 2007 Private Placement. This funding included paying professional fees, interest on the affiliated debt, as well as the accrual of $8,333 per month for Mr. Carpenter’s annual deferred salary of $100,000.

During 2007 we issued 281,833 Units to accredited investors through Newbridge Securities Corporation (the “Placement Agent”), a FINRA-registered broker-dealer in the 2007 Private Placement. Each Unit is comprised of one share of Series A convertible preferred stock and one warrant to purchase one share of Common Stock. We paid the Placement Agent a managing placement agent commission of 10% of the aggregate gross proceeds of the offering. In addition to this commission, we paid the Placement Agent a cash fee of 2% of the aggregate gross proceeds of the Offering. As part of the Placement Agent’s compensation, the Placement Agent received three-year warrants (the “Placement Agent Warrants”) to purchase, at an exercise price of $3.00, a number of units equal to 15% of the Units sold by us in the Offering. If any Warrants are exercised, we will also pay the Placement Agent a fee equal to 8% of the Aggregate Warrant Exercise Price (defined below) paid to us by each exercising Warrantholder.

An 8% coupon is paid on the Series A convertible preferred stock in arrears on a cash basis, at a rate of 8% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. The first monthly preferred dividend was due on October 1, 2007 and is paid on a quarterly basis. As of the date of this report, we are in arrears with respect to payment of our quarterly dividend for the second quarter ended June 30, 2008 in the aggregate amount of $16,900.

Each Warrant issued in the 2007 Private Placement permits the holder to purchase, at any time prior to the third anniversary following the date of issuance of the Warrant, one share of Common Stock at an exercise price of $4.50 per share (the “Warrant Exercise Price”). The Warrants may be called at any time by us if (a) a registration statement under the Securities Act, with respect to the shares of Common Stock issuable upon exercise of the Warrants is effective during the entire Exercise Period (as defined in the Warrant) that follows the Warrantholder’s receipt of Notice (as defined in the Warrant) regarding the call and (b) at least one of the following events occurs (each, a “Call Event”) (i) the closing or last sale price, if the Common Stock is traded on an exchange, or the average of the closing bid and ask prices, if our Common Stock is not traded on an exchange, of the Common Stock is equal to or greater than $13.50 for a period of twenty consecutive trading days or (ii) (1) any company or individual acquires direct or indirect ownership or control of any voting shares of the Company if, after such acquisition, such company or individual will directly or indirectly own or control more than 50% of our Common Stock; (2) any company or individual acquires a majority of the assets of the Company; or (3) any company merges or consolidates with us, which results in the members of our Board of Directors in office immediately prior to such transaction or event constituting less than a majority of such Board of Directors thereafter. The Warrants will expire unless exercised within 30 days following receipt of notice of our exercise of our right to call the Warrants following the occurrence of a Call Event.

For the six months ended June 30, 2008, we had negative cash flows from operating activities of $(679,146) compared to negative cash flows of $(190,653) for the six months ended June 30, 2007. We have been dependent upon proceeds of loans from affiliates, private placement investors and the Series A convertible preferred stockholders to fund continuing activities. For the six months ended June 30, 2008, our loans from affiliates and the Convertible Promissory Note investor increased by $605,500.

During the first quarter of 2008, the non-affiliated note investor assigned the Convertible Promissory Note to Mr. Ebuh.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next six months, and there can be no assurance that we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we intend to seek funding through an equity or debt financing during the third and fourth quarters of 2008. We will require funding of at least $2.0 million to meet our anticipated capital requirements for the next six months.

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended December 31, 2007 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

Our summary of significant accounting practices are described in Note 2 to our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer (“the Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, include the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during our second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors

We are in arrears with respect to the payment of our quarterly dividend on our Series A Convertible Preferred Stock

As of the date of this report, we are in arrears with respect to the payment on our quarterly dividend on our Series A convertible preferred stock for the second quarter ended June 30, 2008. As a result of the foregoing, such default could expose us to litigation and limit our ability to obtain additional financing for working capital and general corporate purposes.

Except as described above, there have been no changes in our risk factors disclosed in our Registration Statement on Form 10.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, we granted 187,500 nonqualified stock options at an exercise price of $3.00 per share and 100,000 shares of restricted stock to two of our executive officers under our 2008 Stock Incentive Plan for services rendered to the Company.

The above issuances of securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities will be deemed restricted securities for purposes of the Securities Act. Stock certificates representing the securities bear a restrictive legend providing that the securities have not been registered under the Securities Act and cannot be sold or other wise transferred without an effective registration or an exemption therefrom.

ITEM 3. Defaults upon Senior Securities.

As of the date of this report, we are in arrears with respect to payment on our quarterly dividend on our Series A convertible preferred stock for the second quarter ended June 30, 2008. Such arrearage in the payment of dividends totals approximately $16,910.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

On April 17, 2008, the holders of a majority of our outstanding common stock approved by written consent (i) our 2008 Stock Incentive Plan and (ii) an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common capital stock from twenty million (20,000,000) shares to eighty million (80,000,000) shares. The matters were approved by the holders of 3,984,209 shares of the 6,268,315 issued and outstanding shares of common stock.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
2.1	Plan and Agreement of Merger and Reorganization of Interstate Data, Inc. into and with Interstate Data USA, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 24, 2006 (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 21, 2007 (1)
3.3	Certificate of Designation of 8% Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 24, 2007 (1)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 24, 2008 (1)
3.5	Amended and Restated By-Laws (1)
3.6	First Amendment to Amended and Restated By-Laws (2)
4.1	Unit Purchase Warrant issued to Newbridge Securities Corporation (1)
4.2	Form of Common Stock Purchase Warrant issued to Series A Convertible Preferred Stock investors (1)
10.2	Placement Agency Agreement, between Interstate Data USA, Inc. and Newbridge Securities Corporation (1)
10.2	Amendment No. 1 to Placement Agency Agreement, between Interstate Data USA, Inc. and Newbridge Securities Corporation (1)
10.3	Amendment No. 2 to Placement Agency Agreement, between Interstate Data USA, Inc. and Newbridge Securities Corporation (1)
10.4	Form of Subscription Agreement for Series A Convertible Preferred Stock Offering (1)
10.5	Form of Registration Rights Agreement for Series A Convertible Preferred Stock Offering (1)
10.6	Form of Promissory Note executed by Interstate Data USA, Inc. in favor of officers and directors (1)
10.7	Convertible Promissory Note executed by Interstate Data USA, Inc. in favor of Mr. Apollos Ikpobe (1)
10.8	Employment Agreement between Interstate Data USA, Inc. and Mr. Randall R. Carpenter (1)
10.9	Form of Stock Option Agreement (1)
10.10	2008 Stock Incentive Plan (1)
10.11	Lease Agreement, dated August 16, 2007, by and between Interstate Data USA, Inc. and Community Trust Bank Inc. for Ashland, Kentucky office space (1)
10.12	Lease Agreement, dated February 1, 2008, by and between Interstate Data USA, Inc. and Community Trust Bank Inc. for Ashland, Kentucky office space (1)
10.13	Loan Agreement, dated June 28, 2006, by and between Interstate Data USA, Inc. and Palmetto Heritage Bank and Trust (2)
10.14	Amendment to Convertible Note between Interstate Data USA, Inc. and Vincent O. Ebuh (2)

Exhibit Number	Description
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form 10 (File No. 000-1143705) with the SEC on May 13, 2008.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-1143705) filed with the SEC on July 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008	INTERSTATE DATA USA, INC.

	By:	/S/ RANDALL R. CARPENTER
Randall R. Carpenter
Title: President
(Principal Executive Officer)

By:	/S/ DUANE JAMES
Duane James
Title: Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)