Form 10-Q/A
period 2008-06-30
INTERSTATE DATA USA INC
filed 2008-10-21
CIK 1143705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Interstate Data USA, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, originally filed with the United States Securities and Exchange Commission (“SEC”), on August 14, 2008 (the “Original Filing”). This Amendment No. 1 amends and restates in its entirety Part 1. Item 1. “Financial Statements” in order to make certain revisions in the Statements of Cash Flows so as to reclassify additional paid-in capital from a financing activity to an operational activity and to replace the caption “additional paid-in capital” with more accurate and descriptive terms and expand Note 2 “Summary of Significant Accounting Practices” in the Company’s Notes to Unaudited Financial Statements. In addition, this Amendment No. 1 amends and restates in its entirety Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to make certain revisions to conform to the Company’s Registration Statement on Form 10, as amended, and to correct certain errors in the Original Filing including: (i) the increase in general and administrative expenses corrected to reflect $399,018 or 476% for the three months ended June 30, 2008; (ii) the percentage increase in general and administrative expenses corrected to reflect 493% for the six months ended June 30, 2008; and (iii) the reference to a working capital deficit corrected to reference an accumulated deficit of $6,797,923 and $8,207,002 at December 31, 2007 and June 30, 2008, respectively.

The Company has not modified or updated disclosures presented in the Original Filing, except as noted in Part 1. Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, this Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment No. 1 should be read in conjunction with the Company's other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements.	3
	CONDENSED BALANCE SHEETS	3
	CONDENSED STATEMENTS OF OPERATIONS	4
	CONDENSED STATEMENTS OF CASH FLOWS	5
	NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
ITEM 6.	Exhibits.	21
SIGNATURES		23
EX-31.1	Section 302 Certification of Principal Executive Officer
EX-31.2	Section 302 Certification of Principal Financial Officer
EX-32.1	Section 906 Certification of Principal Executive Officer
EX-32.2	Section 906 Certification of Principal Financial Officer

PART I — FINANCIAL INFORMATION

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

Interstate Data USA, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,		From Inception May 11, 1999 Through June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(1,409,080)	$(277,098)	$(8,207,002)
Adjustments to reconcile net loss to net cash used by operating activities:
Additional Paid in Capital Share Options	69,809		2,023,377
Depreciation	5,138	2,247	25,909
Amortization	108,083	68,333	450,957
Discount on notes payable			41,193
Stock for Services			54,550
Changes in operating assets and liabilities
Increase in accrued expenses	132,957	(3,077)	540,470
Increase in accounts payable - related	-	(7,768)	0
Increase in accounts payable	413,947	26,710	415,758

Net Cash Used by Operating Activities	(679,146)	(190,653)	(4,654,788)

INVESTING ACTIVITIES
Leasehold Improvements Blg			(36,000)
Web site Development	(274,500)	(410,000)	(890,707)
Equipment	-	(9,536)	(52,400)
Development Cost in Progress	274,500	255,000	-
Net Cash provided from Investing	-	(164,536)	(979,107)
FINANCING ACTIVITIES
Additional Paid in Capital			-
Dividends Paid	(33,767)		(50,677)
Proceeds from notes payable	620,172	74,975	1,485,348
Discounts on notes payable	38,024
Payments of long term debt	(12,873)	(4,596)	(431,349)
Proceeds from sale of common stock	99	91,500	3,760,965
Proceeds from sale of preferred stock			871,101
Net Cash Provided by	611,655	161,879	5,635,388
Financing Activities

NET DECREASE IN CASH	(67,491)	(193,310)	1,493
CASH AT BEGINNING OF PERIOD	68,984	204,314	-
CASH AT END OF PERIOD	$1,493	$11,004	$1,493

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$58,892	$4,501	$100,575
Income Taxes	$-	$-	$-

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

Recently issued accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “ Business Combinations” (“SFAS 141(R)”). SFAS 141(R) which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162 , “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretation Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163 (“SFAS 163”) , “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”) . SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

Recently adopted accounting standards:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “ Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. SFAS 157 did not have any impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s financial condition, results of operations or cash flows.

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

Dividends

Common Stock: The Company has not adopted any policy regarding payment of dividends on its common stock. No dividends have been paid during the period shown.

Preferred Stock: An 8% Series A Convertible Preferred Stock was designated during May 2007; 281,833 shares are currently issued and outstanding. The Company began paying dividends on October 1, 2007; $16,910 dividends were paid for the year 2007. Dividends are to be paid quarterly. The Company paid dividends totaling $16,857 during the first quarter of 2008. As of the date of this report, the Company is in arrears with respect to payment of its quarterly dividend for the second quarter ended June 30, 2008. The Company’s management has refrained from making payment at this time because of the absence of surplus funds.

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

During 2003 the Company developed a new web site adding numerous enhancements and additional functionality. These enhancements and additional functionality were necessary to remain current with technology changes and the changing economy. The cost of this redesign was $206,207 which has been capitalized over three years. Implementation of the new web site took place on January 1, 2004.

During 2006 the Company further expanded its web site development adding enhancements and functionality necessary to remain current with technology changes and the changing economy. The cost of these enhancements was $310,000 which has been capitalized over three years. Implementation of these changes took place on January 1, 2007.

During 2007 the Company continued to expand its web site development adding enhancements and functionality necessary to remain current with technology changes and the changing economy. The cost of these web site enhancements was $274,500. Implementation of these changes took place on January 1, 2008.

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

Current Liabilities

Accounts Payable were $415,758 and $26,710 for the three months ended June 30, 2008 and 2007, respectively.

Accrued Liabilities were $540,470 and $383,180 for the three months ended June 30, 2008 and 2007, respectively.

Current Portion of Notes Payable for the three months ended June 30, 2008 and 2007 were $712,400 and $6,900, respectively.

Notes Payable

Notes Payable for the three months ended June 30, 2008 and 2007 were $341,600 and $464,855, respectively.

a.)
On March 31, 2008, the Company issued a promissory note in the principal amount of $296,000 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on March 31, 2009.

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

h.)
The Company has obtained a line of credit with Town Square Bank of Ashland, KY. This line of credit is for a total of $100,000. This note was guaranteed by David E. Carter, Robert Lowe, and Randall R. Carpenter, all of whom are officers and directors of the Company. On June 28, 2006, the Company repaid loans to Town Square Bank of $100,000 in principal together with $1,749 in accrued interest and obtained a new loan from Palmetto Heritage Bank and Trust in the principal amount of $101,749. Under the terms of this loan the Company is required to make twenty-three (23) monthly interest payments beginning June 1, 2006 through June 1, 2008 and one (1) final payment of the principal amount of $101,749 plus the last month’s interest. Interest accrues on the loan at a variable rate of 8.5% per annum. During the three months ended March 31, 2008, the Company extended the maturity of the loan from Palmetto Heritage Bank for (1) one additional year until June 28, 2009.

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

k.)
The Company has issued promissory notes to Vincent O. Ebuh and Robert Lowe in the amounts set forth below, which includes non-interest bearing loans in the amounts of $48,507 and $35,138, respectively. Mr. Ebuh and Mr. Lowe own shares representing 31.65% and 14.05%, respectively, of the Company’s shares outstanding as of June 30, 2008.

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

Each warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $4.50 per warrant or $4.50 per share subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Warrants may be called at any time by the Company if (a) a registration statement under the Securities Act with respect to the shares of Common Stock issuable upon exercise of the Warrants is effective during the entire Exercise Period (as defined below) that follows the Warrantholder’s receipt of Notice regarding the call and (b) at least one of the following events occur (each, a “Call Event”) (i) the closing or last sale price, if the Common Stock is traded on an Exchange, or the average of the closing bid and ask prices, if the Common Stock is not traded on an Exchange, of the Common Stock is equal to or greater than $13.50 for a period of twenty consecutive trading days or (ii) (1) any company or individual acquires direct or indirect ownership or control of any voting shares of the Company if, after such acquisition, such company or individual directly or indirectly owns or controls more than 50% of our Common Stock; (2) any company or individual acquires a majority of the assets of the Company; or (3) any company merges or consolidates with us, which results in the members of our Board of Directors in office immediately prior to such transaction or event constituting less than a majority of such Board of Directors thereafter.

Callable by the Company

This warrant may be called at any time by the Company if (a) a registration statement under the Securities Act is effective during the entire Exercise Period which follows the Warrantholder’s receipt of the Notice with respect to the Warrant Shares and (b) at least one of the following events occur (each a “Call Event”) (i) the closing or last sale price, if the Common Stock is traded on an Exchange, or the average of the closing bid and ask prices, if the Company’s common stock is not traded on an Exchange, of the Common Stock is equal to or greater than the callable price of $13.50 for a period of twenty (20) consecutive trading days or (ii) (1) any company or individual acquires direct or indirect ownership or control of any voting shares of the Company if, after such acquisition, such company or individual will directly or indirectly own or control more than 50% of the voting shares of the Company; (2) any company or individual acquires a majority of the assets of the Company; or (3) any company merges or consolidates with the Company, which results in the members of the Company’s Board of Directors in office immediately prior to such transaction or event constituting less than a majority of such Board of Directors thereafter.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The data set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below should be read in conjunction with our financial statements and other financial information included elsewhere in this Amendment No. 1. On March 21, 2007, we amended our Amended and Restated Certificate of Incorporation to effectuate a 1 for 4 reverse stock split of our outstanding Common Stock which became effective on that date. The financial information included herein is reflective of the reverse stock split.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, risks  related to :

•	industry competition, conditions, performance and consolidation;

•	product demand and market acceptance risks;

•	legislative and/or regulatory developments;

•	the presence of competitors with greater financial resources than us;

•	exposure to obsolescence due to rapid technological changes occurring in Internet industries; and

•	effects of adverse general economic conditions within the United States; or financial performance.

References in this report to “we,” “us” or “our company” refer to Interstate Data USA, Inc.

Overview

We are an application service provider distributing our unique and customized travel content through our web site located at  www.TravMatix.com. We have identified what we believe is an unsatisfied need for travel information within the rapidly growing and what we perceive to be a profitable consumer travel market. We target domestic automobile travelers who want information regarding businesses and attractions located near interstate exits. We expect to derive our revenues in the future primarily from advertising sales by our delivery of relevant, cost-effective online advertising for primarily travel and tourism related businesses, which intend to promote their products and services with targeted advertising. We anticipate that in connection with an affiliation or advertising agreement with us, our advertisers will pay us a fee each time an advertiser’s impression or icon is generated and displayed in a trip plan generated on our web site (Pay Per Impression or PPM). Additionally, we intend to drive a portion of our revenues from our web site users who make hotel accommodations through our web site hotel reservation feature, HotelMatch (Pay Per Action or PPA). When a web site user completes a hotel reservation utilizing the HotelMatch feature on our web site, our agreement with Ian.com, doing business as Hotels.com, provides that we will be remitted a portion of the hotel reservation fee, while a portion of the fee will be paid to Ian.com. Additionally, we hope to generate revenues from database licensing meaning that we intend to charge a fee to provide an organization’s or institution’s users with unlimited or limited access to our database travel content.

We do not currently engage in any business activities that provide significant cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and costs related to the management of a newly public company. Management will fund the costs and expenses to be incurred as a result of such activities through loans or further investment in us by debt and equity financing  by private accredited investors. We intend to pursue a private equity or debt offering of securities to provide additional funding to support these reporting company expenses during the third and fourth quarters of 2008. Based on our history as a developmental stage company, it is difficult to predict our future results of operations. Our operations may never generate significant revenues or any revenues whatsoever, and we may never achieve profitable operations.

For the three and six months ended June 30, 2007, we incurred operating losses in the amounts of $118,643 and $277,098, respectively, as compared to $612,465 and $1,409,080 for the three and six months ended June 30, 2008, respectively. As of December 31, 2007 and June 30, 2008, we had an accumulated deficit of approximately $6,797,923 and $8,207,002 respectively. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ (deficit) equity.

Our Business Strategy

Our objective is to position TravMatixTM as the leader in travel planning for the domestic automobile traveler. Using our intellectual property, including our pending patent and our proprietary interstate data, we believe we are well positioned to grow our business. Elements of our strategy include:

•	Providing what we believe is superior travel mapping and interstate highway exit information;
•	Growing our TravMatix TM brand and our Internet presence through an advertising and public relations campaign;
•	Promoting an integrated advertising approach;
•	Creating and promoting strategic relationships; and
•	Expanding our data services to include cellular and other navigational devices.

In order to attract and promote relationships with advertisers and affiliates, the Company believes it needs to increase its web site user base and traffic through an expanded marketing and advertising campaign to consist of the following four components:

•	Cost per click (CPC) advertising (payments to search engines and other Internet publishers for one click on the Company’s ad that brings one visitor to the Company’s web site);
•	On-line advertising (advertisements on established web sites such as CNN.com and Weather Channel.com);
•	Television advertising; and
•	Print advertising (magazines and newspapers).

Currently, the Company is engaged in only CPC advertising, and because of budgetary constraints has not engaged in on-line, television or print advertising to date. Following the Company’s private placement funding during 2007, the Company increased its spending for CPC marketing and advertising and increased its users on a daily basis from an average of 74 users to an average of 5,500 users. During the second half of 2008, the Company intends to increase spending for a web site marketing and advertising campaign to drive additional users to the web site, assuming it is able to successfully complete an equity or debt financing during the third or fourth quarter of 2008.

Satisfaction of our cash obligations for the next 12 months

We will incur significant additional costs as an Exchange Act reporting company and related advertising costs required to brand the TravMatix TM name, attract travelers to our web site, and build relationships and strategic partnerships with sponsors and advertisers. We believe that we will need approximately $2,000,000 in additional funding to continue operations and execute our proposed expanded marketing and advertising campaign for the next 12 months. Our cash obligations are anticipated to increase over the next 12 months for costs related to our reporting company obligations by approximately $300,000 to $400,000. The cash will be utilized to fund specifically:

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

From May through September 2007, we received net proceeds of $695,824.09 from a private placement to accredited investors (the “2007 Private Placement”) of 281,833 units. Each unit was comprised of shares of our Series A convertible preferred stock and five-year warrants to purchase our Common Stock at an exercise price of $3.00 per share. We also issued unit purchase warrants to purchase an aggregate of 42,275 units to our placement agent, Newbridge Securities Corporation, under the terms of a placement agency agreement.

Additionally, during December 2007 we received proceeds of $100,000 from an accredited investor pursuant to the sale of a 12% convertible promissory note convertible into shares of our Common Stock at a fixed conversion price of $1.50. The original maturity date of the note was June 30, 2008 and the noteholder and the Company agreed to extend the maturity of the note to December 31, 2008.

We do not currently have sufficient cash flows or liquidity to sustain our operations for the next twelve months. We will need additional funding to pursue our long-term strategy of branding the TravMatix TM name and web site service and attracting sponsorships and advertisers. While we have various alternative plans to secure such financing as described above, there can be no assurance that any such plans will be successful.

Financial Condition and Changes

Accrued Expenses and Other Liabilities

Accrued expenses at June 30, 2008 and 2007 consisted primarily of professional fees and payroll. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Accrued liabilities were $383,180 and $540,470 for the six months ended June 30, 2007 and June 30, 2008, respectively.

	Six Months ended June 30,
	2007	2008

Accrued Interest	$-0-	$17,977
Accrued Payroll	266,667	375,000
DEC Management Fee Payable (to affiliate)	33,000	33,000
DEC Health Insurance Payable (to affiliate)	82,484	114,687
Payroll Taxes Payable	973	-0-
Local Taxes Payable	56	(194)

Total	$383,180	540,470

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

h.)
The Company obtained a line of credit with Town Square Bank of Ashland, KY. This line of credit is for a total of $100,000. This note was guaranteed by David E. Carter, Robert Lowe, and Randall R. Carpenter, all of whom are officers and directors of the Company. On June 28, 2006, the Company repaid loans to Town Square Bank of $100,000 in principal together with $1,749 in accrued interest and obtained a new loan from Palmetto Heritage Bank and Trust in the principal amount of $101,749. Under the terms of this loan the Company is required to make 23 monthly interest payments beginning June 1, 2006 through June 1, 2008 and one (1) final payment of the principal amount of $101,749 plus the last month’s interest. Interest accrues on the loan at a variable rate of 8.5% per annum. During the three months ended March 31, 2008, the Company extended the maturity of the loan from Palmetto Heritage Bank and Trust for one additional year until June 28, 2009.

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

k.)
The Company has issued promissory notes to Vincent O. Ebuh and Robert Lowe in the amounts set forth below, which includes non-interest bearing loans in the amounts of $48,507 and $35,138, respectively. Mr. Ebuh and Mr. Lowe own shares representing 31.65% and 14.05%, respectively, of the Company’s shares outstanding as of June 30, 2008.

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

General and administrative expenses were $482,948 for the three months ended June 30, 2008, as compared to $83,930 for the three months ended June 30, 2007, an increase of $399,018 or 476%. The increase from the previous period was attributable to increased web site development costs, marketing and advertising costs, dividend payments to our Series A convertible preferred stockholders, increased interest expense on loans payable, and increased accounting and legal expenses during the first quarter of 2008 related to the preparation of our Registration Statement.

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

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

General and administrative expenses were $1,225,951 for the six months ended June 30, 2008, as compared to $206,584 for the six months ended June 30, 2007, an increase of $1,019,367 or 493%. The increase from the previous period was attributable to increased web site developments costs, increased interest expense on loans payable, as well as increased accounting and legal expenses during the first half of 2008 related to the preparation of our Registration Statement.

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

Liquidity and Capital Resources

At December 31, 2007 and June 30, 2008, our cash balance was $68,984 and $1,494, respectively, and we had an accumulated deficit of $6,797,923 and $8,207,002, respectively.

To date, the Company’s operations have been funded by private placement investors, loans from affiliates of the Company, including Messrs. Ebuh, Carpenter, Lowe, Carter, the Convertible Promissory Note and the 2007 Private Placement. This funding included paying professional fees, interest on the affiliated debt, as well as accruing $8,333 per month for Mr. Carpenter’s annual deferred salary of $100,000.

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

Our independent auditors have included a going concern paragraph in their opinion on the financial statements for the year ended December 31, 2007 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

Critical Accounting Policies

The Company's significant accounting policies are summarized as follows:

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2007 and 2006. Accordingly, any estimates presented in our financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our summary of significant accounting practices is described in Note 2 to our financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

October 20, 2008	INTERSTATE DATA USA, INC.

	By:	/S/ Randall R. Carpenter
Randall R. Carpenter
Title: President
(Principal Executive Officer)

	By:	/S/ Duane James
Duane James
Title: Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)