Form 10-Q
period 2008-09-30
INTERSTATE DATA USA INC
filed 2008-11-14
CIK 1143705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of common stock outstanding as of November 14, 2008 was 6,391,231.

Explanatory Note

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (“Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to "smaller reporting companies" throughout this quarterly report. Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,032	$68,984
Total current assets	21,032	68,984
Fixed Assets
Equipment net of depreciation	30,973	35,978
Other Assets
Website development in progress	-	274,500
Leasehold improvements net of amortization	28,950	31,650
Website development net of accumulated
amortization	382,709	273,333

TOTAL ASSETS	$463,664	$684,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$666,537	$1,811
Notes payable - related party - current	883,996	6,900
Accrued liabilities	590,055	407,513
Convertible notes payable current	100,000	100,000
Discount on convertible note payable		(38,024)
Total current liabilities	2,240,588	478,200

Notes payable-related parties	236,856	238,050
Notes payable	101,749	101,749
Total liabilities	2,579,193	817,999

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 20,000,000 shares authorized, at $0.001 par value, 281,833 shares issued and outstanding	282	282

Common stock: 80,000,000 shares authorized, at $0.001 par value, 6,391,231 shares issued and outstanding	6,391	6,267
Additional paid-in capital	4,734,749	4,704,251
Additional paid-in capital share options	2,023,377	1,953,568

Deficit accumulated during the development stage	(8,880,328)	(6,797,922)

Total stockholders' equity (deficit)	(2,115,529)	(133,554)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$463,664	$684,445

See accompanying notes to condensed interim financial statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception May 19, 1999 Through September 30,
	2008	2007	2008	2007	2008

REVENUES	$3,740	$59	$3,740	$126	$39,161

EXPENSES

Stock option expense		19,728	69,908	19,728	2,043,204
Amortization expense	57,042	34,167	165,125	102,500	507,998
Depreciation expense	2,567	2,136	7,705	4,383	41,756
General and
administrative expenses	612,457	379,483	1,843,408	586,068	6,326,531

Total expenses	672,066	435,514	2,086,146	712,679	8,919,489

NET LOSS	$(668,326)	$(435,455)	$(2,082,406)	$(712,553)	$(8,880,328)

BASIC LOSS PER SHARE	$(0.11)	$(0.07)	$(0.33)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,339,108	6,261,853	6,339,108	6,261,853

See accompanying notes to condensed interim financial statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,		From Inception May 11, 1999 Through September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(2,082,406)	$(712,553)	$(8,880,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Additional paid in capital share options	69,908		2,023,377
Depreciation	7,705	4,383	28,476
Amortization	165,125	102,500	507,998
Stock for services			54,550
Changes in operating assets and liabilities
Discount on notes payable			41,193
Increase in accrued expenses	182,542	20,756	590,055
Increase in accounts payable - related	-	(7,768)	0
Increase in accounts payable	664,727	14,157	666,537

Net cash used by operating activities	(992,399)	(578,525)	(4,968,142)

INVESTING ACTIVITIES
Leasehold improvements blg			(36,000)
Website development	(274,500)	(410,000)	(890,707)
Equipment	-	(34,762)	(52,400)
Development cost in progress	274,500	150,500	-
Net cash provided from investing	-	(294,262)	(979,107)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in capital	74,975		74,975
Interest paid	(44,477)		(61,387)
Proceeds from notes payable	919,848	119,975	1,777,026
Discounts on notes payable	38,024
Payments of long term debt	(43,948)	(125,829)	(454,424)
Proceeds from sale of common stock	25	91,500	3,760,990
Proceeds from sale of preferred stock		871,101	871,101
Net cash provided by	944,447	956,747	5,968,281
financing activities

NET DECREASE IN CASH	(47,952)	83,960	21,032
CASH AT BEGINNING OF PERIOD	68,984	204,314	-
CASH AT END OF PERIOD	$21,032	$288,274	$21,032

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$85,106	$7,336	$126,791
Income taxes	$-	$-	$-

See accompanying notes to condensed interim financial statements.

Interstate Data USA, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(September 30, 2008)

Note 1. General Organization and Business

Interstate Data USA, Inc. (formerly Internet64.Net Inc.) (the “Company”) was incorporated on May 11, 1999 under the laws of the State of Kentucky. On June 24, 1999, Internet64.Net, Inc. changed its name to Interstate4U.Com, Inc. and again on May 9, 2001, Interstate4U.com, Inc. changed its name to Interstate Data, Inc. On May 18, 2001, Interstate Data USA, Inc. incorporated under the laws of the State of Delaware to facilitate a reincorporation of the Company from Kentucky to Delaware. On that same date Interstate Data, Inc., the Kentucky corporation, merged with and into Interstate Data USA, Inc., the Delaware corporation. The Company has nominal operations and in accordance with SFAS # 7 is considered to be in the development stage.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission (“SEC”).

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

Recently issued accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

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

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation.  The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007.  SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The adoption of SAB 110 has not had a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Basic Loss Per Share

For the Three Months Ended September 30, 2008

Loss Numerator	Shares Denominator	Per Share Amount
(668,326)	6,339,108	(.11)

For the Three Months Ended September 30, 2007

Loss Numerator	Shares Denominator	Per Share Amount
(435,455)	6,261,853	(.07)

Basic and Diluted

	Nine Months Ended September 30, 2008
	2008	2007
Basic earnings per share:

Net Income ( loss)	$(2,082,406)	$(712,553)

Weighted average shares outstanding, basic	6,339,108	6,261,853
Weighted average shares outstanding, diluted	8,979,754	8,262,082
Basic earnings per share	$(0.33)	$(0.11)
Diluted earnings per share	$(0.33)	$(0.11)

Dividends

Common Stock: The Company has not adopted any policy regarding payment of dividends on its common stock. No dividends have been paid during the three and nine months ended September 30, 2008.

Preferred Stock: An 8% Series A Convertible Preferred Stock was designated during May 2007; 281,833 shares are currently issued and outstanding. The Company began paying interest on October 1, 2007 and $16,910 in interest was paid for the year 2007. Interest payments are paid quarterly. The Company paid interest totaling $16,910 during the first quarter of 2008. The Company was previously in arrears with respect to payment of its quarterly interest payment for the second quarter ended June 30, 2008, however as of the date of this report, the Company is current in all of its interest payment obligations to the holders of the Series A Convertible Preferred Stock.

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

Depreciation and Amortization

Depreciation expenses were $2,567 and $2,136 for the three months ended September 30, 2008 and 2007, respectively.

Amortization expenses were $57,042 and $34,166 for the three months ended September 30, 2008 and 2007, respectively.

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

Current Liabilities

Accounts Payable were $666,537 and $14,157 for the three months ended September 30, 2008 and 2007, respectively.

Accrued Liabilities were $590,055 and $407,013 for the three months ended September 30, 2008 and 2007, respectively.

Current Portion of Notes Payable for the three months ended September 30, 2008 and 2007 were $983,996 and $6,900, respectively.

Notes Payable

Notes Payable at September 30, 2008 and 2007 were $1,322,601 and $395,521, respectively.

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

On April 10, 2008, the convertible promissory note issued to Apollos Ikpobe was assigned to Vincent O. Ebuh, a stockholder and director of the Company. On June 30, 2008, the maturity date was extended to December 31, 2008 and the remaining terms remain consistent with the original terms of this note.

c.)
During April 2008, Vincent O. Ebuh, a stockholder and director of the Company, loaned the Company an aggregate of $95,000 of which the Company repaid $15,000 towards the obligation in the same month. Effective April 30, 2008, the Company issued to Mr. Ebuh a promissory note for the balance of the loan in the principal amount of $80,000. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on April 30, 2009.

d.)
On May 19, 2008, the Company issued a promissory note in the principal amount of $17,500 to Randall R. Carpenter, a stockholder, officer and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on May 19, 2009.

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

g.)
On July 2, 2008, the Company issued a promissory note in the principal amount of $1,210 to Randall R. Carpenter, a stockholder, officer and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on July 2, 2009.

h.)
On July 16, 2008, the Company issued a promissory note in the principal amount of $1,210 to Randall R. Carpenter, a stockholder, officer and director of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on July 16, 2009.

i.)
Effective July 31, 2008, the Company issued a promissory note in the principal amount of $100,750 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on July 31, 2009.

j.)
During August 2008, Vincent O. Ebuh, a stockholder and director of the Company, loaned the Company an aggregate of $173,820 of which the Company repaid $21,000 towards the obligation in the same month. Effective August 31, 2008, the Company issued to Mr. Ebuh a promissory note for the balance of the loan in the principal amount of $152,820. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on August 31, 2009.

k.)
During September 2008, Vincent O. Ebuh, a stockholder and director of the Company, loaned the Company an aggregate of $17,107 of which the Company repaid $1,500 towards the obligation in the same month. Effective September 30, 2008, the Company issued to Mr. Ebuh a promissory note for the balance of the loan in the principal amount of $15,607. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on September 30, 2009.

l.)
The Company has obtained a line of credit with Town Square Bank of Ashland, KY. This line of credit is for a total of $100,000. This note was guaranteed by David E. Carter, Robert G. Lowe, and Randall R. Carpenter, all of whom are officers or directors of the Company. On June 28, 2006, the Company repaid loans to Town Square Bank of $100,000 in principal together with $1,749 in accrued interest and obtained a new loan from Palmetto Heritage Bank and Trust in the principal amount of $101,749. Under the terms of this loan the Company is required to make twenty-three (23) monthly interest payments beginning June 1, 2006 through June 1, 2008 and one (1) final payment of the principal amount of $101,749 plus the last month’s interest. Interest accrues on the loan at a variable rate of 8.5% per annum. During the three months ended March 31, 2008, the Company extended the maturity of the loan from Palmetto Heritage Bank for (1) one additional year until June 28, 2009.

m.)
The Company has received loans from David E. Carter, its Chief Executive Officer and director and a corporation owned by David E. Carter. The loans are non-interest bearing and the net outstanding amounts due under the loans are as follows:

	September 30, 2008	September 30, 2007

David E. Carter	$15,000	$15,000
DEC, Inc	$103,747	$103,747
Total	$118,747	$118,747

n.)
The Company has received loans from Randall R. Carpenter, its President and director. The net outstanding amounts due under the loans are set forth below. The Company is currently making monthly payments to Mr. Carpenter in the amount of $575. The current portion of the loans, or the amounts due within one year or less, are $26,820 and $6,900 for the three months ended September 30, 2008 and 2007, respectively. Of the $61,284 in outstanding loan amounts due as of September 30, 2008, $41,364 in principal amount of the loans is non-interest bearing.

	September 30, 2008	September 30, 2007

Randall R. Carpenter	$61,284	$53,709

o.)
The Company has received loans from Vincent O. Ebuh and Robert G. Lowe, stockholders and directors of the Company. The net outstanding amounts due under the loans are set forth below, which include non-interest bearing loans in the amounts of $48,507 and $35,138, respectively. Mr. Ebuh and Mr. Lowe own shares of common stock representing a 32.3% and 14.3%, respectively, of the Company’s outstanding common stock as of September 30, 2008.

	September 30, 2008	September 30, 2007

Vincent O. Ebuh	$1,005,684	$130,688
Robert G. Lowe	$35,138	$35,138
Total	$1,040,822	$165,826

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

In May 2008 the Company issued 100,000 shares of restricted common stock to an officer of the Company which shares vest following a public offering of the Company's common stock or at the discretion of the Company's board of directors.

As of June 30, 2008, there were 6,366,231 shares of the Company’s common stock issued and outstanding.

In September 2008, the Company received proceeds in the amount of $75,000 from an accredited investor for the purchase of 25,000 shares of common stock.

As of September 30, 2008, there were 6,391,231 shares of common stock issued and outstanding.

Stock Options and Equity Awards

The Company did not grant any stock options during the three months ended September 30, 2008. Since the beginning of the fiscal year ended December 31, 2008, the Company has granted stock options totaling 1,971,657. As of September 30, 2008, no stock options have been exercised.

Three Months Ended
September 30, 2008
Shares

Outstanding at beginning of year	1,971,657
Granted	-
Exercised	-
Forfeited or expired	-

Outstanding at end of period	1,971,657
Options exercisable at end of period	1,784,157

The Company also has authorized 20,000,000 shares of preferred stock, par value $.001 of which 700,000 shares have been designated as 8% Series A Convertible Preferred Stock, par value $.001 per share. As of September 30, 2008, there were 281,833 shares of Series A Convertible Preferred Stock issued and outstanding.

Warrants

As of September 30, 2008, the Company has outstanding warrants to purchase 366,383 shares of common stock.

Each warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $4.50 per warrant or $4.50 per share subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The warrants may be called at any time by the Company if (a) a registration statement under the Securities Act with respect to the shares of common stock issuable upon exercise of the warrants is effective during the entire Exercise Period (as defined below) that follows the warrantholder’s receipt of Notice regarding the call, and (b) at least one of the following events occur (each, a “Call Event”): (i) the closing or last sale price, if the common stock is traded on an exchange, or the average of the closing bid and ask prices, if the common stock is not traded on an exchange, of the common stock is equal to or greater than $13.50 for a period of twenty consecutive trading days, or (ii) (1) any company or individual acquires direct or indirect ownership or control of any voting shares of the Company if, after such acquisition, such company or individual directly or indirectly owns or controls more than 50% of its common stock; (2) any company or individual acquires a majority of the assets of the Company; or (3) any company merges or consolidates with the Company, which results in the members of its Board of Directors in office immediately prior to such transaction or event constituting less than a majority of such Board of Directors thereafter.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $8,880,328 as of September 30, 2008. Management continues to seek funding from its stockholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the stockholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The data set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below should be read in conjunction with our financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. On March 21, 2007, we amended our Amended and Restated Certificate of Incorporation to effectuate a 1 for 4 reverse stock split of our outstanding common stock, par value $.001 (“Common Stock”), which became effective on that date. The financial information included herein is reflective of the reverse stock split.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects,” and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, risks  related to :

•	industry competition, conditions, performance and consolidation;

•	product demand and market acceptance risks;

•	legislative and/or regulatory developments;

•	the presence of competitors with greater financial resources than us;

•	exposure to obsolescence due to the rapid technological changes occurring in Internet industries;

•	effects of adverse general economic conditions within the United States; or financial performance; and

•
other factors described in “Item 1A. Risk Factors” of our Registration Statement on Form 10/A (File No. 000-53234), as filed with the SEC on September 16, 2008 (the “Registration Statement”), or in our other filings made with the SEC.

References in this report to “we,” “us,” “our Company,” and “the Company” refer to Interstate Data USA, Inc.

Overview

We are an application service provider distributing our unique and customized travel content through our web site located at  www.TravMatix.com . We have identified what we believe is an unsatisfied need for travel information within the rapidly growing and what we perceive to be a profitable consumer travel market. We target domestic automobile travelers who want information regarding businesses and attractions located near interstate exits. We expect to derive our revenues in the future primarily from advertising sales by our delivery of relevant, cost-effective online advertising for primarily travel and tourism related businesses, which intend to promote their products and services with targeted advertising. We anticipate that in connection with an affiliation or advertising agreement with us, our advertisers will pay us a fee each time an advertiser’s impression or icon is generated and displayed in a trip plan generated on our web site (Pay Per Impression or PPM). Additionally, we intend to drive a portion of our revenues from our web site users who make hotel accommodations through our web site hotel reservation feature, HotelMatch (Pay Per Action or PPA). When a web site user completes a hotel reservation utilizing the HotelMatch feature on our web site, our agreement with Ian.com, doing business as Hotels.com, provides that we will be remitted a portion of the hotel reservation fee, while a portion of the fee will be paid to Ian.com. Additionally, we hope to generate revenues from database licensing meaning that we intend to charge a fee to provide an organization’s or institution’s users with unlimited or limited access to our database travel content.

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

For the three and nine months ended September 30, 2007, we incurred operating losses in the amounts of $435,455 and $712,553, respectively, as compared to $668,326 and $2,082,406 for the three and nine months ended September 30, 2008, respectively. As of December 31, 2007 and September 30, 2008, we had an accumulated deficit of approximately $6,797,922 and $8,880,328 respectively. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ (deficit) equity.

Our Business Strategy

Our objective is to position TravMatixTM as the leader in travel planning for the domestic automobile traveler. Using our intellectual property, including our pending patent and our proprietary interstate data, we believe we are well positioned to grow our business. Elements of our strategy include:

•	Providing what we believe is superior travel mapping and interstate highway exit information;

•	Growing our TravMatix™ brand and our Internet presence through an advertising and public relations campaign;

•	Promoting an integrated advertising approach;

•	Creating and promoting strategic relationships; and

•	Expanding our data services to include cellular and other navigational devices.

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

Currently, the Company is engaged in only CPC advertising, and because of budgetary constraints has not engaged in on-line, television or print advertising to date. Following the Company’s private placement funding during 2007, the Company increased its spending for CPC marketing and advertising and increased its users on a daily basis from an average of 74 users to an average of 5,500 users. During the fourth quarter of 2008, the Company intends to increase spending for a web site marketing and advertising campaign to drive additional users to the web site, assuming it is able to successfully complete an equity or debt financing during that time.

Satisfaction of our cash obligations for the next 12 months

We will incur significant additional costs as an Exchange Act reporting company and related advertising costs required to brand the TravMatixTM name, attract travelers to our web site, and build relationships and strategic partnerships with sponsors and advertisers. We believe that we will need approximately $2,000,000 in additional funding to continue operations and execute our proposed expanded marketing and advertising campaign for the next 12 months. Our cash obligations are anticipated to increase over the next 12 months for costs related to our reporting company obligations by approximately $300,000 to $400,000. The cash will be utilized to fund specifically:

•	our operating expenses;

•	our continued web site improvement;

•	payment of professional fees, including independent certified public auditing services and legal fees;

•	our marketing and advertising campaign; and

•	our interest payments to our Series A preferred stockholders.

We intend to seek the necessary funding to continue operations for the next 12 months through a private offering of our equity or debt securities. It is expected that members of management and existing stockholders including Messrs. Ebuh, Carter, Lowe and Carpenter will make follow-on investments in the Company until such time as the proposed private placement is completed. In the event that we are unable to secure at least $2.0 million in funding during the first six months of 2009, we may be required to consider the discontinuation of our operations and ultimately cease to exist as a going concern.

From May through September 2007, we received net proceeds of $695,824 from a private placement to accredited investors (the “2007 Private Placement”) of 281,833 units. Each unit was comprised of shares of our Series A convertible preferred stock and five-year warrants to purchase our Common Stock at an exercise price of $3.00 per share. We also issued unit purchase warrants to purchase an aggregate of 42,275 units to our placement agent, Newbridge Securities Corporation, under the terms of a placement agency agreement.

Additionally, during December 2007 we received proceeds of $100,000 from an accredited investor pursuant to the sale of a 12% convertible promissory note convertible into shares of our Common Stock at a fixed conversion price of $1.50 per share. The original maturity date of the note was June 30, 2008 and the noteholder and the Company agreed to extend the maturity of the note to December 31, 2008.

In October 2008, we issued and sold in a private placement to accredited investors 358,333 shares of our Common Stock at a purchase price of $3.00 per share, for aggregate cash proceeds of $1,075,000. The offering of Common Stock was exempt from the registration requirements of the Securities Act. No commissions or discounts were paid in the offering.

We do not currently have sufficient cash flows or liquidity to sustain our operations for the next twelve months. We will need additional funding to pursue our long-term strategy of branding the TravMatixTM name and web site service and attracting sponsorships and advertisers. While we have various alternative plans to secure such financing as described above, there can be no assurance that any such plans will be successful.

Financial Condition and Changes

Accrued Expenses and Other Liabilities

Accrued expenses at September 30, 2008 and 2007 consisted primarily of professional fees and payroll. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Accrued liabilities were $407,013 and $590,055 for the nine months ended September 30, 2007 and September 30, 2008, respectively.

	Nine Months ended September 30,
	2007	2008

Accrued Interest	$-0-	$42,562
Accrued Payroll	291,666	400,000
DEC Management Fee Payable (to affiliate)	33,000	33,000
DEC Health Insurance Payable (to affiliate)	82,484	114,687
Payroll Taxes Payable	56	-0-
Local Taxes Payable	(193)	(194)

Total	$407,013	590,055

Notes Payable at September 30, 2007 and 2008

Notes payable at September 30, 2007 and September 30, 2008 were $395,521 and $1,322,601, respectively. Notes payable consisted of the following obligations:

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

On April 10, 2008, the convertible promissory note issued to Apollos Ikpobe was assigned to Vincent O. Ebuh, a stockholder and director of the Company. On June 30, 2008, the maturity date was extended to December 31, 2008 and the remaining terms remain consistent with the original terms of this note.

c.)
During April 2008, Vincent O. Ebuh, a stockholder and director of the Company, loaned the Company an aggregate of $95,000 of which the Company repaid $15,000 towards the obligation in the same month. Effective April 30, 2008, the Company issued to Mr. Ebuh a promissory note for the balance of the loan in the principal amount of $80,000. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on April 30, 2009.

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

g.)
On July 2, 2008, the Company issued a promissory note in the principal amount of $1,210 to Randall R. Carpenter, a stockholder and officer of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on July 2, 2009.

h.)
On July 16, 2008, the Company issued a promissory note in the principal amount of $1,210 to Randall R. Carpenter, a stockholder and officer of the Company. The note accrues interest at a rate of 12% per annum and both the principal and interest are due and payable on July 16, 2009.

i.)
Effective July 31, 2008, the Company issued a promissory note in the principal amount of $100,750 to Vincent O. Ebuh, a stockholder and director of the Company. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on July 31, 2009.

j.)
During the month of August 2008, Vincent O. Ebuh, a stockholder and director of the Company, loaned the Company an aggregate of $173,820 of which the Company repaid $21,000 towards the obligation in the same month. Effective August 31, 2008, the Company issued to Mr. Ebuh a promissory note for the balance of the loan in the principal amount of $152,820. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on August 31, 2009.

k.)
During the month of September 2008, Vincent O. Ebuh, a stockholder and director of the Company, loaned the Company an aggregate of $17,107 of which the Company repaid $1,500 towards the obligation in the same month. Effective September 30, 2008, the Company issued to Mr. Ebuh a promissory note for the balance of the loan in the principal amount of $15,607. The note accrues interest at a rate of 12% per annum and both principal and interest are due and payable on September 30, 2009.

l.)
The Company obtained a line of credit with Town Square Bank of Ashland, KY. This line of credit is for a total of $100,000. This note was guaranteed by David E. Carter, Robert G. Lowe, and Randall R. Carpenter, all of whom are officers or directors of the Company. On June 28, 2006, the Company repaid loans to Town Square Bank of $100,000 in principal together with $1,749 in accrued interest and obtained a new loan from Palmetto Heritage Bank and Trust in the principal amount of $101,749. Under the terms of this loan the Company is required to make 23 monthly interest payments beginning June 1, 2006 through June 1, 2008 and one (1) final payment of the principal amount of $101,749 plus the last month’s interest. Interest accrues on the loan at a variable rate of 8.5% per annum. During the three months ended March 31, 2008, the Company extended the maturity of the loan from Palmetto Heritage Bank and Trust for one additional year until June 28, 2009.

m.)
The Company has received loans from David E. Carter, its Chief Executive Officer and director and a corporation owned by David E. Carter. The loans are non-interest bearing and the net outstanding amounts due under the loans are as follows:

	September 30, 2008	September 30, 2007
David E. Carter	$15,000	$15,000
DEC, Inc.	$103,747	$103,747
Total	$118,747	$118,747

n.)
The Company has received loans from Randall R. Carpenter. The net outstanding amounts due under the loans are set forth below. The Company is currently making monthly payments to Mr. Carpenter in the amount of $575.

	September 30, 2008	September 30, 2007
Randall R. Carpenter	$61,284	$53,709

o.)
The Company has received loans from Vincent O. Ebuh and Robert G. Lowe. The net outstanding amounts due under the loans are set forth below, which includes non-interest bearing loans in the amounts of $48,507 and $35,138, respectively. Mr. Ebuh and Mr. Lowe own shares of Common Stock representing 32.3% and 14.3%, respectively, of the Company’s outstanding Common Stock as of September 30, 2008.

	September 30, 2008	September 30, 2007
Vincent O. Ebuh	$1,005,684	$130,688
Robert G. Lowe	$35,138	$35,138

Total	$1,040,822	$165,826

Affiliated Party Debt and Loans

To date, our operations have been funded primarily by loans from members of management as more particularly described above including Messrs. Ebuh, Carpenter, Lowe and Carter.

Contractual Obligations

During the three and nine months ended September 30, 2008 we issued promissory notes to certain of our officers, directors and stockholders. For a detailed discussion of the terms of these notes, please see Note 2 “Notes Payable.” Notwithstanding the foregoing, there have been no material changes to our contractual obligations.

Results of Operations

We have generated minimal revenues since inception and do not anticipate generating significant revenue during the current fiscal year ending December 31, 2008.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

General and administrative expenses were $612,457 for the three months ended September 30, 2008, as compared to $379,483 for the three months ended September 30, 2007, an increase of $232,974 or 61%. The increase from the previous period was attributable to increased web site development costs, marketing and advertising costs, interest payments to our Series A convertible preferred stockholders, increased interest expense on loans payable, and increased accounting and legal expenses during the third quarter of 2008 related to the preparation of our registration statement and periodic reports filed with the SEC.

Interest expense was $26,216 for the three months ended September 30, 2008, compared to $2,835 for the three months ended September 30, 2007, an increase of $23,381, or 825%. The increase was the result of additional loans to the Company from our affiliates.

Interest paid on the Company’s Series A convertible preferred stock was $15,710 for the three months ended September 30, 2008, compared to $0.00 for the three months ended September 30, 2007. The increase was due to the issuance of the Company’s Series A convertible preferred stock in the third and fourth quarters of 2007.

As a result of the increased expenses during the third quarter of 2008, we incurred a net loss of $(668,326) for the three months ended September 30, 2008 compared to a net loss of $(435,455) for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

General and administrative expenses were $1,843,408 for the nine months ended September 30, 2008, as compared to $586,068 for the nine months ended September 30, 2007, an increase of $1,257,340 or 215%. The increase from the previous period was attributable to increased web site development costs, increased interest expense on loans payable, as well as increased accounting and legal expenses during the first three quarters of 2008 related to the preparation of our Registration Statement and periodic reports filed with the SEC.

Interest expense was $85,106 for the nine months ended September 30, 2008, compared to $7,336 for the nine months ended September 30, 2007, an increase of $77,770, or 1,060%. The increase was the result of additional loans to us from our affiliates.

As a result of the increased expenses during the first three quarters of 2008, we incurred a net loss of $(2,082,406) for the nine months ended September 30, 2008 compared to a net loss of $(712,553) for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At December 31, 2007 and September 30, 2008, our cash balance was $68,984 and $21,032, respectively, and we had a working capital deficit of $(409,216) and $(2,212,656), respectively.

From inception through the year ended December 31, 2007, the Company’s operations have been funded by private placement investors, loans from affiliates of the Company, including Messrs. Ebuh, Carpenter, Lowe, Carter, and the 2007 Private Placement. This funding included paying professional fees, interest on the affiliated debt, as well as accruing $8,333 per month for Mr. Carpenter’s annual deferred salary of $100,000.

During 2007 we issued 281,833 units to accredited investors through Newbridge Securities Corporation (the “Placement Agent”), a FINRA-registered broker-dealer in the 2007 Private Placement. Each unit is comprised of one share of Series A convertible preferred stock and one warrant to purchase one share of Common Stock (“Warrant”). We paid the Placement Agent a managing placement agent commission of 10% of the aggregate gross proceeds of the offering. In addition to this commission, we paid the Placement Agent a cash fee of 2% of the aggregate gross proceeds of the offering. As part of the Placement Agent’s compensation, the Placement Agent received three-year warrants (the “Placement Agent Warrants”) to purchase, at an exercise price of $3.00, a number of units equal to 15% of the units sold by us in the offering. If any Warrants are exercised, we will also pay the Placement Agent a fee equal to 8% of the Aggregate Warrant Exercise Price (defined below) paid to us by each exercising Warrantholder.

An 8% coupon is paid on the Series A convertible preferred stock in arrears on a cash basis, at a rate of 8% per annum, and prorated if redemption or conversion occurs prior to the end of any quarter. The first monthly preferred interest payment was due on October 1, 2007 and is paid on a quarterly basis.

During the nine months ended September 30, 2008, the Company’s operations have been funded from loans from affiliates of the Company and private placement investors. During October 2008, we issued and sold in a private placement to accredited investors 358,333 shares of our Common Stock at a purchase price of $3.00 per share, for aggregate cash proceeds of $1,075,000. The offering of Common Stock was exempt from the registration requirements of the Securities Act. No commissions or discounts were paid in the offering.

Each Warrant issued in the 2007 Private Placement permits the holder to purchase, at any time prior to the third anniversary following the date of issuance of the Warrant, one share of Common Stock at an exercise price of $4.50 per share (the “Warrant Exercise Price”). The Warrants may be called at any time by us if (a) a registration statement under the Securities Act, with respect to the shares of Common Stock issuable upon exercise of the Warrants is effective during the entire Exercise Period (as defined in the Warrant) that follows the Warrantholder’s receipt of Notice (as defined in the Warrant) regarding the call, and (b) at least one of the following events occurs (each, a “Call Event”): (i) the closing or last sale price, if the Common Stock is traded on an exchange, or the average of the closing bid and ask prices, if our Common Stock is not traded on an exchange, of the Common Stock is equal to or greater than $13.50 for a period of twenty consecutive trading days or (ii) (1) any company or individual acquires direct or indirect ownership or control of any voting shares of the Company if, after such acquisition, such company or individual will directly or indirectly own or control more than 50% of our Common Stock; (2) any company or individual acquires a majority of the assets of the Company; or (3) any company merges or consolidates with us, which results in the members of our Board of Directors in office immediately prior to such transaction or event constituting less than a majority of such Board of Directors thereafter. The Warrants will expire unless exercised within 30 days following receipt of notice of our exercise of our right to call the Warrants following the occurrence of a Call Event.

For the nine months ended September 30, 2008, we had negative cash flows from operating activities of $(992,399) compared to negative cash flows of $(578,526) for the nine months ended September 30, 2007. We have been dependent upon proceeds of loans from affiliates, private placement investors and the Series A convertible preferred stockholders to fund continuing activities. For the nine months ended September 30, 2008, our loans from affiliates and the Convertible Promissory Note investor increased by $665,343. During the first quarter of 2008, the non-affiliated note investor assigned the Convertible Promissory Note to Mr. Ebuh.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next six months, and there can be no assurance that we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we intend to seek funding through an equity or debt financing in the future.  We will require funding of at least $2.0 million to meet our anticipated capital requirements for the next six months.

Our independent auditors have included a going concern paragraph in their opinion on the financial statements for the year ended December 31, 2007 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and/or equity funding.

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

ITEM 4T. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer (“the Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, include the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Since we have become a new public company as of July 12, 2008, we are not yet subject to the requirement to evaluate (i) pursuant to Exchange Act Rule 13a-15(c), our internal control over financial reporting, or (ii) pursuant to Exchange Act Rule 13a-15(d), any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report. However, during the quarter ended September 30, 2008, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Certifying Officers, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors

Current levels of securities and financial market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit and capital availability for certain issuers. We believe these credit market disruptions may have decreased our ability to access debt and equity financing. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access the capital markets for completion of our private placement and thus ultimately on our ability to execute our marketing strategy and business plan.

Except as provided above there have been no material changes in our risk factors disclosed in our Registration Statement.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of our unregistered securities during the three months ended September 30, 2008 that were not previously reported on a Current Report on Form 8-K filed with the SEC.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

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

November 14, 2008	INTERSTATE DATA USA, INC.

	By:	/S/ RANDALL R. CARPENTER
Randall R. Carpenter
Title: President
(Principal Executive Officer)

November 14, 2008
	By:	/S/ DUANE JAMES
Duane James
Title: Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)